Form 10-K
period 2004-12-31
Allstate Life Global Funding Trust 2004-5
filed 2005-03-31
CIK 1303570

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

------------------------------------------------------------------
                                    FORM 10-K

                   For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934


               /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 2004

             / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from to

                        Commission File Number 001-32192

       ------------------------------------------------------------------

                          ALLSTATE LIFE GLOBAL FUNDING

    (depositor of Allstate Life Global Funding Trust 2004 - 5 (the "Trust"))


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                              Not Applicable
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)
       c/o AMACAR Pacific Corp.
  6525 Morrison Boulevard, Suite 318
       Charlotte, North Carolina                         28211
(Address of Principal Executive Office)                (Zip Code)


       Registrant's telephone number, including area code: (704) 365-0569


           Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which
                                                Registered
       None                                        None

           Securities Registered Pursuant to Section 12(g) of the Act:
          Floating Rate Secured Medium Term Notes due 2009 of the Trust


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.


         Not applicable.


------------------------------------------------------------------------------

                      Documents Incorporated by Reference:

         The following documents are incorporated herein by reference:

o Annual Report on Form 10-K of Allstate Life Insurance Company for the year ended December 31, 2004.

o Quarterly Reports on Form 10-Q of Allstate Life Insurance Company for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

o Current Reports on Form 8-K of Allstate Life Insurance Company dated March 4, 2004, April 26, 2004, May 7, 2004, July 23, 2004 and October 25, 2004.

o Current Report on Form 8-K of Allstate Life Global Funding dated December 22, 2004.




Item 1:       BUSINESS

         Not applicable.

Item 2:       PROPERTIES

         Not applicable.

Item 3:       LEGAL PROCEEDINGS

         None.

Item 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

Item 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The notes issued by the Trust are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

Item 6:       SELECTED FINANCIAL DATA

         Not applicable.

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable.

Item 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

Item 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

Item 9A:      DISCLOSURE CONTROLS AND PROCEDURES

         Not applicable.

PART III

Item 10:      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Not applicable.

Item 11:      EXECUTIVE COMPENSATION

         Not applicable.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Not applicable.

Item 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

Item 14:      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Not applicable.

PART IV

Item 15:      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.       EXHIBITS

         Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit Number        Description of Document

31 Certification dated March 30, 2005, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form
                10-K for the year ended December 31, 2004.

99.1            Trustee's Annual Statement of Compliance dated March 30, 2005.

99.2            Report of Independent Registered Public Accounting Firm dated
                March 16, 2005.

B.       REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed with the SEC during the three months ended December 31, 2004:

         Current Report on Form 8-K filed on November 12, 2004 to report under
Item 8.01.

         Current Report on Form 8-K filed on December 28, 2004 to report under
Item 8.01.

C.       INDENTURE TRUSTEE REPORTS

         The following Indenture Trustee's Report was filed with the SEC during the year ended December 31, 2004:

         Indenture Trustee's Report in respect of the December 22, 2004 distribution to holders of the Floating Rate Secured Medium Term Notes due 2009 issued by the Trust (incorporated by reference to Form 8-K of Allstate Life Global Funding filed with the Securities and Exchange Commission on December 28,
2004).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant, in the capacity and on the date indicated.


                ALLSTATE LIFE GLOBAL FUNDING


                By: AMACAR Pacific Corp., not in its individual capacity, but solely as administrator*


                By:  /s/ Douglas K. Johnson
                     ------------------------------------------------
                     Name: Douglas K. Johnson
                     Title: President


























*Allstate Life Global Funding and Allstate Life Global Funding Trust 2004-5 are statutory trusts organized under the laws of the State of Delaware and have no officers. AMACAR Pacific Corp., as administrator, is the sole provider of administrative services to Allstate Life Global Funding and Allstate Life Global Funding Trust 2004-5.